Form 10-K
period 2005-12-31
Centex Home Equity Loan Trust 2005-A
filed 2006-03-30
CIK 1315288

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2005

[ ]      Transition report pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934 for the transition period from   to

                                           Commission File Number 333-105322-06

                               CHEC FUNDING, LLC
             on behalf of itself and the Trust described below with
                      respect to which it is the depositor
             (Exact name of registrant as specified in its charter)


         Delaware                                       76-2851805
 State or other jurisdiction of               (IRS Employer Identification No.)
 incorporation or organization

      2728 North Harwood
        Dallas, Texas                                     75201
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code :  (214) 981-5000

        Centex Home Equity Loan Asset-Backed Certificates, Series 2005-A
                 issued by Centex Home Equity Loan Trust 2005-A
           (Title of each class of securities covered by this Form)


Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports
pursuant to Section 13 or Section 15(d) of the Act.  Yes [  ]   No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12-b-2 of the Exchange Act.

Large accelerated filer [ ]   Accelerated filer [ ]   Non-accelerated filer [X]

Indicate by check mark whether the  registrant is a shell company (as defined in
Exchange Act Rule 12b-2).    Yes  No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal
quarter.   Not Applicable.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. Not Applicable.

Documents incorporated by reference:  None

PART I

Item 1.  Business.

         Not Applicable.

Item 1A. Risk Factors.

         Not Applicable.

Item 1B. Unresolved Staff Comments.

         None.

Item 2.  Properties.

         Not Applicable.

Item 3.  Legal Proceedings.

         The Registrant is not aware of any material legal proceeding with respect to itself, the Servicer or the Trustee, as related to the Trust.

Item 4.  Submission of Matters to a Vote of Security Holders.

         None.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities.

         There is currently no established public trading market for the certificates issued by the Trust.

         There are less than 300 participants in the DTC System.
         As of December 31, 2005 the total number of such DTC participants with respect to each class of certificates is set forth below:

         Class   AF1     17
         Class   AF2     10
         Class   AF3     8
         Class   AF4     11
         Class   AF5     6
         Class   AF6     4
         Class   AV1     23
         Class   AV2     9
         Class   AV3     1
         Class   M1      6
         Class   M2      7
         Class   M3      4
         Class   M4      6
         Class   M5      2
         Class   M6      3
         Class   M7      2
         Class   B       2


Item 6.  Selected Financial Data.

         Not Applicable.

Item 7. Management's Discussion and Analysis of Financial condition and Results of Operations.

         Not Applicable.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

         Not Applicable.

Item 8.  Financial Statements and Supplementary Data.

         Not Applicable.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         None.

Item 9A. Controls and Procedures.

         Not Applicable.

Item 9B. Other Information.

         Not Applicable.
                                      -2-

PART III

Item 10. Directors and Executive Officers of the Registrant.

         Not Applicable.

Item 11. Executive Compensation.

         Not Applicable.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

         The certificates are represented by one or more certificates registered in the name of Cede & Co., the nominee of The Depository Trust Company. A beneficial owner of certificates is not entitled to receive a definitive certificate representing such certificates, except in limited circumstances. Accordingly, Cede & Co. is the sole holder of certificates, which it holds on behalf of brokers, dealers, banks and other participants in the DTC system. Such participants may hold certificates for their own accounts or for the accounts of their customers.

         The address of Cede & Co. is:
         Cede & Co.
         c/o The Depository Trust Company
         Seven Hanover Square
         New York, New York  10004

Item 13. Certain Relationships and Related Transactions.

         No reportable transactions have occurred.

Item 14. Principal Accounting Fees and Services.

         Not Applicable.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) The following documents are filed as part of this report:

    (1)  Financial Statements:

         Not Applicable.

    (2)  Financial Statement Schedules:

         Not Applicable.

    (3)  Exhibits:

         Rule 13a-14(a)/15d-14(a) Certification, filed as Exhibit 31.1 hereto.

         Annual Summary Statement filed as Exhibit 99.1 hereto.

         Annual Independent Accountants' Servicing Report with Management Assertion, filed as Exhibit 99.2 hereto.

         Annual Servicer's Statement as to Compliance, filed as Exhibit 99.3 hereto.

(b) Exhibits to this report are listed in Item (15)(a)(3)above.

(c) Not Applicable.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Servicer of the Trust has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                        Centex Home Equity Company, LLC, as Servicer of the Centex Home Equity Loan Trust 2005-A

                   By:  /s/ Jesse K. Bray
                        --------------------------------------
                   Name:    Jesse K. Bray
                   Title:   Executive Vice President/Chief Financial Officer
                   Date:    March 30, 2006

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT.

The registrant has not sent an annual report or proxy material to its security holders. The registrant will not be sending an annual report or proxy material to its security holders subsequent to the filing of this form.

                                 EXHIBIT INDEX

Exhibit     Description

 31.1       Rule 13a-14(a)/15d-14(a) Certification
 99.1       Annual Summary Statement
 99.2 Annual Independent Accountant's Servicing Report with Management Assertion
 99.3       Annual Statement as to Compliance

                                  EXHIBIT 31.1
                     Rule 13a-14(a)/15d-14(a) Certification
                          ---------------------------

                          SARBANES-OXLEY CERTIFICATION


I, Jesse K. Bray, certify that:

     1. I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report, of Centex Home Equity Loan Trust 2005-A;

     2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

     3. Based on my knowledge, the distribution or servicing information required to be provided to the trustee by the servicer under the pooling and servicing, or similar, agreement, for inclusion in these reports is included in these reports;

     4. I am responsible for reviewing the activities performed by the servicer under the pooling and servicing, or similar, agreement and based upon my knowledge and the annual compliance review required under that agreement, and except as disclosed in the reports, the servicer has fulfilled its obligations under that agreement; and

     5. The reports disclose all significant deficiencies relating to the servicer's compliance with the minimum servicing standards based upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar procedure, as set forth in the pooling and servicing, or similar, agreement that is included in these reports.

     In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties: JPMorgan Chase Bank, N.A., as Trustee.

                   By:
                        /s/ Jesse K. Bray
                        --------------------------------------
                 Name:  Jesse K. Bray
              Company:  Centex Home Equity Company, LLC as Servicer
                Title:  Executive Vice President/Chief Financial Officer

                 Date:  March 30, 2006

                                  EXHIBIT 99.1
                            Annual Summary Statement
                            As of December 31, 2005


---------------------------------------------------------------------------------------------------------------------------------
CLASS    CUSIP       ORIGINAL              PAID            PAID         TOTAL PAID             ENDING PRIN      CERT POOL FACTOR
                     PRINCIPAL            PRINCIPAL        INTEREST                              BALANCE           (Per 1000)
---------------------------------------------------------------------------------------------------------------------------------
AF1     152314LY4  $102,250,000.00  $ 76,216,888.10  $ 2,662,656.00   $ 78,879,544.10       $ 26,033,111.90       254.60256137
AF2     152314LZ1    16,390,000.00                -      639,210.00        639,210.00         16,390,000.00     1,000.00000000
AF3     152314MA5    26,710,000.00                -    1,105,794.00      1,105,794.00         26,710,000.00     1,000.00000000
AF4     152314MB3    32,930,000.00                -    1,554,296.04      1,554,296.04         32,930,000.00     1,000.00000000
AF5     152314MC1    45,320,000.00                -    2,392,896.00      2,392,896.00         45,320,000.00     1,000.00000000
AF6     152314MD9    24,850,000.00                -    1,165,464.96      1,165,464.96         24,850,000.00     1,000.00000000
AV1     152314ME7   334,180,000.00   271,177,012.23    7,571,326.49    278,748,338.72         63,002,987.77       188.53009686
AV2     152314MF4   154,520,000.00                -    5,646,799.87      5,646,799.87        154,520,000.00     1,000.00000000
AV3     152314MG2     9,780,000.00                -      371,207.75        371,207.75          9,780,000.00     1,000.00000000
M1      152314MH0    41,160,000.00                -    1,620,365.02      1,620,365.02         41,160,000.00     1,000.00000000
M2      152314MJ6    37,000,000.00                -    1,464,058.01      1,464,058.01         37,000,000.00     1,000.00000000
M3      152314MK3    20,350,000.00                -      815,491.71        815,491.71         20,350,000.00     1,000.00000000
M4      152314ML1    18,030,000.00                -      767,972.26        767,972.26         18,030,000.00     1,000.00000000
M5      152314MM9    17,570,000.00                -      753,693.91        753,693.91         17,570,000.00     1,000.00000000
M6      152314MN7    16,650,000.00                -      731,017.74        731,017.74         16,650,000.00     1,000.00000000
M7      152314MP2    14,330,000.00                -      704,295.18        704,295.18         14,330,000.00     1,000.00000000
B       152314MQ0    12,970,000.00                -      650,531.55        650,531.55         12,970,000.00     1,000.00000000
---------------------------------------------------------------------------------------------------------------------------------

                                      -8-

                                  EXHIBIT 99.2
                Annual Independent Accountant's Servicing Report
                            with Management Assertion
                                ----------------

Ernst & Young LLP                    Ernst & Young LLP     Phone: (214) 969-8000
                                     Suite 1500            Fax:   (214) 969-8587
                                     2100 Ross Avenue      Telex: 6710375
                                     Dallas, Texas


                 Report on Management's Assertion on Compliance
               With Minimum Servicing Standards Set Forth in the
            Uniform Single Attestation Program for Mortgage Bankers

                       Report of Independent Accountants

The Members of Centex Home Equity Company, LLC and Subsidiaries and CTX Mortgage Funding, LLC

We have examined management's assertion, included in the accompanying report titled Report of Management, that Centex Home Equity Company, LLC and Subsidiaries and CTX Mortgage Funding, LLC (collectively, the Companies) complied with the minimum servicing standards as stated in Attachment A, which were derived from the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) during the twelve month period ended December 31, 2005. Management is responsible for the Companies' compliance with those requirements. Our responsibility is to express an opinion on management's assertions about the Companies' compliance based on our examination.

Our examination was made in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Companies' compliance with those requirements and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Companies' compliance with specified requirements.

In our opinion, management's assertion that the Companies complied with the aforementioned requirements during the twelve month period ended December 31, 2005 is fairly stated, in all material respects.



/s/ Ernst & Young LLP
---------------------
March 10, 2006




CENTEX HOME EQUITY



           Management's Assertion on Compliance with Minimum Servicing Standards Set Forth in the Uniform Single Attestation Program for Mortgage
                                    Bankers


                              Report of Management


We, as members of management of Centex Home Equity Company, LLC and Subsidiaries and CTX Mortgage Funding, LLC (collectively, the Companies), are responsible for complying with the minimum servicing standards in Attachment A ("the minimum servicing standards") as set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP). We are also responsible for establishing and maintaining effective internal control over compliance with these standards. We have performed an evaluation of the Companies' compliance with the minimum servicing standards as set forth in the USAP as of December 31, 2005 and for the twelve month period then ended. Based on this evaluation, we assert that during the twelve month period ended December 31, 2005, the Companies complied, in all material respects, with the minimum servicing standards set forth in the USAP.

As of and for this same period, the Companies had in effect a fidelity bond (crime) policy in the amount of $25,000,000 and an errors and omissions policy in the amount of $6,000,000.


                        By: /s/  Jay Bray
                            ------------------------
                            Jay Bray
                            Executive Vice President - Chief Financial Officer

                        By: /s/  Jerry Berrens
                            ------------------------
                            Jerry Berrens
                            Vice President - Controller

March 10, 2006

                                  EXHIBIT 99.3
                        Annual Statement as to Compliance
                                ----------------


                        ANNUAL STATEMENT AS TO COMPLIANCE


     As of and for the  calendar  year ended  December  31,  2005,  pursuant  to
Section 8.16 of the Pooling and Servicing Agreement, the undersigned on behalf of Centex Home Equity Company, LLC has performed the reviews of the activities of the Servicer during such calendar year and of performance under the Pooling and Servicing Agreement, for Centex Home Equity Loan Trust 2005-A under my supervision.

     To the best of my knowledge, based on such review, the Servicer has fulfilled all obligations under the Pooling and Servicing Agreement for the calendar year above referenced.

                                            By: /s/ Robert Frye
                                                -----------------------
                                                Robert Frye
                                                Executive Vice President